Form 10QSB
period 1996-03-31
MCCOMBS PROPERTIES V LTD
filed 1996-05-14
CIK 353391

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                  (As last amended by 34-32231, eff. 06/03/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-10362


                         McCOMBS PROPERTIES V, LTD.
       (Exact name of small business issuer as specified in its charter)


         California                                      95-3639086
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (864) 239-1000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         MCCOMBS PROPERTIES V, LTD.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 1996
 Assets
    Cash and cash equivalents                                        $ 799

 Liabilities
    Other liabilities                                                  236

 Estimated costs during the period
    of liquidation                                                       7
                                                                       243
 Net assets in liquidation                                           $ 556

                 See Accompanying Notes to Financial Statements

b)                         MCCOMBS PROPERTIES V, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                      $  112         $   115
     Other income                                           22              11
       Total revenues                                      134             126

 Expenses:
     Operating                                              62              48
     General and administrative                             16              15
     Maintenance                                             7              10
     Depreciation                                           24              23
     Interest                                               48              53
     Property taxes                                          8               8
       Total expenses                                      165             157

 Adjustment to liquidation basis                            (7)             --
 Gain on disposition of property                           769              --

     Net income (loss)                                  $  731         $   (31)

 Net income (loss) allocated to general
     partners (1%)                                      $    7        $    --

 Net income (loss) allocated to limited
     partners (99%)                                        724             (31)

                                                        $  731         $   (31)

 Net income (loss) per limited partnership unit         $28.93         $ (1.24)


                 See Accompanying Notes to Financial Statements

c)                         MCCOMBS PROPERTIES V, LTD.

      STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET ASSETS IN LIQUIDATION
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General    Limited
                                     Units       Partners   Partners        Total
 Partners' deficit
    at December 31, 1995            25,000      $    (45)   $   (130)      $   (175)

 Net income for the three
    months ended March 31, 1996                        7         724            731

 Net assets in liquidation
    at March 31, 1996               25,000      $    (38)   $    594       $    556


                  See Accompanying Notes to Financial Statements


d)                         MCCOMBS PROPERTIES V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                            1996           1995
Cash flows from operating activities:
  Net income (loss)                                         $ 731          $ (31)
  Adjustments to liquidation basis                              7             --
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                              24             23
     Amortization of discounts                                 --              2
     Gain on disposition of investment property              (769)            --
     Change in accounts:
       Restricted cash                                         17             (1)
       Accounts receivable                                     (2)            (1)
       Escrow for taxes                                        25             --
       Other assets                                             1             (2)
       Accounts payable                                       (23)           (15)
       Tenant security deposit liabilities                     --              2
       Accrued taxes                                            8              9
       Other liabilities                                      (12)             8

           Net cash provided by (used in)
               operating activities                             7             (6)

Cash flows from investing activities:
  Property improvements and replacements                       (2)            (8)
  Proceeds from sale of investment property                    50             --

           Net cash provided by (used in)
               investing activities                            48             (8)

Cash flow from financing activities:
  Payments on mortgage notes payable                           --             (3)

           Net cash used in
               financing activities                            --             (3)

Net increase (decrease) in cash and cash equivalents           55            (17)

Cash and cash equivalents at beginning of period              744            821

Cash and cash equivalents at end of period                  $ 799          $ 804
Supplemental disclosure of cash
  flow information:
  Cash paid for interest                                    $  --          $  51

                 See Accompanying Notes to Financial Statements


e)                         MCCOMBS PROPERTIES V, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

  As of March 31, 1996, McCombs Properties V, Ltd., a California limited partnership ("Partnership"), adopted the liquidation basis of accounting. On March 25, 1996, the Partnership sold Cimarron Apartments, the sole investment property held by the Partnership, to an unaffiliated third party. Cimarron Acquisition Partners, L.P., a Texas limited partnership, purchased the property after the Partnership's negotiations with the holder of the first mortgage to restructure said debt proved to be unsuccessful. The decision to sell the property was further influenced by a shortage of cash to pay for necessary capital improvements and a market that, in the opinion of the Partnership's General Partner, would not generate a return on the capital improvements. Cimarron Acquisition Partners, L.P. paid $50,000 cash for Cimarron Apartments and assumed mortgage debt of approximately $2,000,000 as well as approximately $76,000 in liabilities for accounts payable and real property taxes assessed against the property in 1995.

  As a result of the decision to liquidate, the Partnership changed its basis of accounting for its financial statements at March 31, 1996, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

  The statement of net assets in liquidation as of March 31, 1996, includes approximately $7,000 of accrued costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 1996. The costs include anticipated administrative expenses and are net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

  The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  The following transactions with the General Partner and affiliates for the three months ended March 31, 1996 and 1995, are as follows:

                                                     1996         1995
                                                       (in thousands)

   Property management fees                           $ 6          $ 6
   Reimbursement for services from affiliates           7            7

  The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation, Liquidity, and Capital Resources

  As of March 31, 1996, the Partnership adopted the liquidation basis of accounting. On March 25, 1996, the Partnership sold its sole investment property, Cimarron Apartments, after negotiations with the holder of the first mortgage to restructure the debt proved to be unsuccessful. The decision to sell the property was further influenced by a shortage of cash to pay for necessary capital improvements and a market that, in the opinion of the Partnership's General Partner, would not generate a return on the capital improvements. Occupancy for the three months ended March 31, 1996 and 1995, was 86% and 81%, respectively. The increase in occupancy is attributable to a modest recovery in the local economy.

  The Partnership's net income for the three months ended March 31, 1996, was approximately $731,000 versus a net loss of approximately $31,000 for the corresponding period of 1995. The increase in net income is primarily attributable to the gain on disposition of investment property of approximately $769,000 resulting from the sale of Cimarron Apartments on March 25, 1996. Contributing to the increase in net income was an increase in other income. Other income increased due to an increase in interest income resulting from the transfer of excess cash to investments earning higher interest rates. Offsetting the increase in net income was an increase in operating expenses due to an increase in personnel costs.

  At March 31, 1996, the Partnership held unrestricted cash of approximately $799,000 compared to $804,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the decreases in restricted cash and escrows for taxes. These decreases were the result of the transfer of these accounts to the new owners. These decreases were offset by the decrease in accounts payable and other liabilities which is attributable to timing of payments to vendors. Net cash provided by investing activities increased as a result of the $50,000 in proceeds received from the sale of Cimarron Apartments. Net cash used in financing activities decreased due to the General Partner's decision not to service the debt after December 31, 1995.

  As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at March 31, 1996, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at the estimated net realizable value (including subsequent actual transactions) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

  The statement of net assets in liquidation as of March 31, 1996, includes approximately $7,000 of net accrued costs that the General Partner estimates will be incurred during the period of liquidation, based upon the assumption that the liquidation process will be completed during the third quarter of 1996. These costs include anticipated administrative expenses and are net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based upon the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K:

        A Form 8-K dated March 25, 1996, was filed reporting the disposition of Cimarron Apartments.




                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MCCOMBS PROPERTIES V, LTD.

                                   By: CRPTEX, INC.
                                       the General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date: May 14, 1996