Form 10QSB
period 1996-06-30
MCCOMBS PROPERTIES V LTD
filed 1996-08-12
CIK 353391

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

                  For the quarterly period ended June 30, 1996

                                       or

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
                                 (in thousands)

                                  June 30, 1996




 Assets
    Cash and cash equivalents                                        $ 746



 Liabilities
    Other liabilities                                                  186


 Estimated costs during the period
    of liquidation                                                       8

                                                                       194
 Net assets in liquidation                                           $ 552

                 See Accompanying Notes to Financial Statements

b)                         MCCOMBS PROPERTIES V, LTD.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996





 Net assets in liquidation
    at March 31, 1996                                                $ 556

 Changes in net assets in liquidation
  attributed to:

    Decrease in unrestricted cash                                      (53)
    Decrease in other liabilities                                       50
    Increase in estimated costs during
     the period of liquidation                                          (1)

 Net assets in liquidation at June 30, 1996                          $ 552

                 See Accompanying Notes to Financial Statements

b)                         MCCOMBS PROPERTIES V, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                          Three Months Ended
                                                             March 31, 1996

 Revenues:
  Rental income                                                 $  112
  Other income                                                      22
    Total revenues                                                 134

 Expenses:
  Operating                                                         62
  General and administrative                                        16
  Maintenance                                                        7
  Depreciation                                                      24
  Interest                                                          48
  Property taxes                                                     8
    Total expenses                                                 165

  Adjustment to liquidation basis                                   (7)
  Gain on disposition of property                                  769

    Net (loss) income                                           $  731

 Net (loss) income allocated
  to general partners (1%)                                      $    7
 Net (loss) income allocated
  to limited partners (99%)                                        724

                                                                $  731
 Net (loss) income per limited
  partnership unit                                              $28.93

                 See Accompanying Notes to Financial Statements

b)                         MCCOMBS PROPERTIES V, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended     Six Months Ended
                                        June 30, 1995         June 30, 1995
 Revenues:
  Rental income                            $  113                $  229
  Other income                                 16                    27
    Total revenues                            129                   256

 Expenses:
  Operating                                    80                   133
  General and administrative                   12                    22
  Maintenance                                  19                    29
  Depreciation                                 24                    47
  Interest                                     52                   105
  Property taxes                                8                    17
    Total expenses                            195                   353

  Adjustment to liquidation
    basis                                      --                    --

  Gain on disposition of
    property                                   --                    --

    Net (loss) income                      $  (66)               $  (97)

 Net (loss) income allocated
  to general partners (1%)                 $   --                $   --
 Net (loss) income allocated
  to limited partners (99%)                   (66)                  (97)
                                           $  (66)               $  (97)

Net (loss) income per limited
  partnership unit                         $(2.66)               $(3.91)

                 See Accompanying Notes to Financial Statements

d)                         MCCOMBS PROPERTIES V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                    Six Months Ended
                                                                      June 30, 1995
         Cash flows from operating activities:
           Net income (loss)                                              $ (97)
           Adjustments to liquidation basis                                  --
           Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
              Depreciation                                                   47
              Amortization of discounts                                       4
              Gain on disposition of investment property                     --
              Change in accounts:
                 Restricted cash                                            (16)
                 Accounts receivable                                         --
                 Escrow for taxes                                           (11)
                 Other assets                                                (3)
                 Accounts payable                                             6
                 Tenant security deposit liabilities                          2
                 Accrued taxes                                               16
                 Other liabilities                                           (1)
                     Net cash used in operating activities                  (53)

         Cash flows from investing activities:
           Property improvements and replacements                           (18)
           Proceeds from sale of investment property                         --
                     Net cash provided by (used in)
                        investing activities                                (18)

         Cash flow from financing activities:
           Payments on mortgage notes payable                                (7)
                     Net cash used in
                        financing activities                                 (7)

         Net increase (decrease) in cash and cash equivalents               (78)

         Cash and cash equivalents at beginning of period                   821

         Cash and cash equivalents at end of period                       $ 743
         Supplemental disclosure of cash
           flow information:
           Cash paid for interest                                         $ 101

                 See Accompanying Notes to Financial Statements

e)                         MCCOMBS PROPERTIES V, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

As of March 31, 1996, McCombs Properties V, Ltd., a California limited partnership ("Partnership"), adopted the liquidation basis of accounting. On March 25, 1996, the Partnership sold Cimarron Apartments, the sole investment property held by the Partnership, to an unaffiliated third party. Cimarron Acquisition Partners, L.P., a Texas limited partnership, purchased the property after the Partnership's negotiations with the holder of the first mortgage to restructure said debt proved to be unsuccessful. The decision to sell the property was further influenced by a shortage of cash to pay for necessary capital improvements and a market that, in the opinion of CRPTEX, Inc. ("General Partner"), would not generate a return on the capital improvements. Cimarron Acquisition Partners, L.P. paid $50,000 cash for Cimarron Apartments and assumed mortgage debt of approximately $2,000,000 as well as approximately $76,000 in liabilities for accounts payable and real property taxes assessed against the property in 1995.

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

The statement of net assets in liquidation as of June 30, 1996, includes approximately $8,000 of accrued costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 1996. The costs include anticipated administrative expenses and are net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements at June 30, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and affiliates for the six months ended June 30, 1996 and 1995, are as follows:

                                                     1996         1995
                                                       (in thousands)
   Property management fees                            $ 6         $12
   Reimbursement for services from affiliates           16          14


The Partnership insured its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


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

Liquidity and Capital Resources

For the three months ended June 30, 1996, the Partnership recorded a net decrease in net assets in liquidation of $4,000. The decrease is primarily due to a decrease in unrestricted cash, which resulted from the payment of invoices for additional costs during the period of liquidation that were not included as of March 31, 1996.

The statement of net assets in liquidation as of June 30, 1996, includes approximately $8,000 of net accrued costs that the General Partner estimates will be incurred during the period of liquidation, based upon the assumption that the liquidation process will be completed during the third quarter of 1996. These costs include anticipated administrative expenses and are net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based upon the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.


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



                                   Date:  August 12, 1996